Form 10QSB
period 1999-09-30
GLENNAIRE FINANCIAL SERVICES INC
filed 1999-12-02
CIK 1090060

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September
30, 1999.

Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

                    Commission File No: 000-26665

                GLENNAIRE FINANCIAL SERVICES, INC.
             (Name of small business in its charter)

Utah                                                87-0632335
(State or other                          (IRS Employer Id. No.)
jurisdiction of Incorporation)

3158 Redhill Ave., Ste. 240, Costa Mesa, CA                   92626
(Address of Principal Office)                              Zip Code

            Issuer's telephone number:    (714) 770-2578

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No  .

Applicable only to issuers involved in bankruptcy proceedings
During the past five years.

Check whether the issuer has filed all documents and reports
Required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.  Yes     No   .

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's
Classes of common equity, as of the latest practicable date.
At 9/30/99 the following shares of common were outstanding:

Common Stock,
$.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes      No   X   .

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 1999, and for the period from inception (March 22, 1999) through September 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                 GLENNAIRE FINANCIAL SERVICES, INC.
                   (A Development Stage Company)

                       FINANCIAL STATEMENTS
                Quarter Ended September 30, 1999

Index to Financial Statements                                  Page
Balance Sheet                                                     3
Statement of Loss and Accumulated Deficit                         4
Statements of Cash Flows                                          5
Statement of Stockholders' Equity                                 6
Notes to Financial Statements                                     7


                 Glennaire Financial Services, Inc.
                  (A Development Stage Company)
                           BALANCE SHEET
                     As of September 30, 1999
                            (unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $(2,823)
OTHER ASSETS:
Organizational costs (net of amortization)
TOTAL ASSETS                                        $(2,823)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                                       $ 2,823

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Sept. 30, 1999                       $ 1000

Stock Subscription Receivable                         (900)
Additional Paid in Capital                               0
Deficit accumulated during the development stage      (100)
Total stockholders' equity                          $    0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $(2,823)

The accompanying Notes are an integral part of these financial statements.


                Glennaire Financial Services, Inc.
                   (A Development Stage Company)

             STATEMENT OF LOSS AND ACCUMULATED DEFICIT
     For the three months ended September 30, 1999. The date of issuer's inception was March 22, 1999
                             (unaudited)



                                       Three Months Ended
                                             9/30/99

INCOME:
Revenue                                    $ 0
TOTAL INCOME                               $ 0

EXPENSES:
General, and Administrative                $2,823
Amortization                               $
Total Expenses                             $2,823
Net Profit/Loss(-) From Operations         $(2,823)
Interest Income                            $0
INCOME (LOSS) BEFORE INCOME TAXES          $(2,823)
Provision for income tax                   $0
NET INCOME (LOSS)                          $(2,823)
NET INCOME (LOSS)PER SHARE-BASIC AND
DILUTED                                    $(.003)
AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                          1,000,000

The accompanying notes are an integral part of these financial statements.


                Glennaire Financial Services, Inc.
                   (A Development Stage Company)

                      STATEMENT OF CASH FLOWS
      For the three months ended September 30, 1999 and for the period from March 22, 1999 (inception) to September 30, 1999
                            (unaudited)

                                  Three Months            Period From
                                     Ended                Inception
                                    9/30/99               (3/22/99)
                                                          thru
                                                          9/30/99

Cash Flows from Operating
Activities:
Net Income                          $(2,823)              $(2,923)
(Increase) Amortization                   0
Net Cash (Used) In Operating
Activities                          $(2,823)              $(2,923)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational costs    $     0
Corp. Promissory Note               $ 2,823               $ 2,823

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for cash        0                $   100

Net Increase in Cash                $    0                $     0

Cash, Beginning of Period           $    0                $ 2,823

Cash, End of Period                 $    0                $     0

The accompanying notes are an integral part of these financial statements.


               Glennaire Financial Services, Inc.
                  (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (March 22, 1999)
                     To September 30, 1999

                                                          Deficit
                                                          Accumulated
                                            Additional    During
                       Common     Stock     paid-in       Development
                       Shares     Amount    capital       Stage

Issued for
cash and organizational
costs
March 22, 1999         1,000,000  $1,000    $0

Stock Subscription
Receivable                        $ (900)

Net Income
March 22, 1999
(inception) to
September 30, 1999                                       $(100)

Balance
September 30, 1999    1,000,000   $  100    $0           $(100)

The accompanying notes are an integral part of these financial statements.


              Glennaire Financial Services, Inc.
                (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information including in the condensed financial statements
Is unaudited, but includes all adjustments (consisting of normal
Recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company

The Company is a new enterprise in the development stage as Defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition, that may have potential for profit, and to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The Company has selected a December 31 fiscal year end.

Loss Per Share

Loss per share was computed using the weighted number of shares outstanding during the period.

Organization Costs

Costs to incorporate the Company have been capitalized and will Be amortized over a sixty-month period.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company
Considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in Conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Basis

Shares of common stock issued for other than cash have been Assigned amounts equivalent to the fair value of the service or assets Received in exchange.

2.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. As of September 30, 1999 the Company had 1,000,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

5.  INCOME TAXES

There is no provision for income taxes for the period ended
March 22, 1999 (inception) to September 30, 1999 due to the zero net income and no Nevada state Income tax in the state of the Company's domicile.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception,has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit,and acquire such businesses, or a controlling interest therein. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations.

During the period from March 22, 1999 (inception) through
September 30, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $100 since inception. The Company borrowed $2,823 from its principal shareholder in order to pay its general and administrative expenses.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities ExchangeAct of 1934, as amended, for approximately three months. Thereafter, the company will require additional working capital unless it has completed a business combination.
Thus, there is no assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

(b) There have been no reports on Form 8-K for the quarter ending September 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glennaire Financial Services, Inc.
(Registrant)

Date: November 26, 1999

/s/ Vincent van den Brink
Vincent van den Brink, President