Form 10QSB
period 1999-12-31
GLENNAIRE FINANCIAL SERVICES INC
filed 2000-04-10
CIK 1090060

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB


(Mark One)

X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 1999.

    Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
_________.

                  Commission File No.: 000-26665

               GLENNAIRE FINANCIAL SERVICES, INC.
             (Name of small business in its charter)

Utah                                                    87-0632335
(State or other                                 (IRS Employer Id. No.)
jurisdiction of Incorporation)

3158 Redhill Ave., Ste. 240 Costa Mesa, CA                 92626
(Address of Principal Office)                            Zip Code

Issuer's telephone number:    (714) 770-2578

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X..  No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years .

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's
Classes of common equity, as of the latest practicable date.  At
12/31/99 the following shares of common were outstanding: Common Stock, $.001 par value, 1,000,000 shares.

Transitional Small Business Disclosure

Format (Check one):
Yes .....     No ..X..

                PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the quarter ending December 31, 1999, and for the period from inception (March 22, 1999) through December 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                GLENNAIRE FINANCIAL SERVICES, INC.
                  (A Development Stage Company)
                      FINANCIAL STATEMENTS
                Quarter Ended December 31, 1999

                         TABLE OF CONTENTS

DESCRIPTION                                                   PAGE

BALANCE SHEET                                                    3

STATEMENT OF LOSS AND ACCUMULATED DEFICIT                        4

STATEMENTS OF CASH FLOWS                                         5

STATEMENT OF STOCKHOLDERS' EQUITY                                6

NOTES TO FINANCIAL STATEMENTS                                    7

               GLENNAIRE FINANCIAL SERVICES, INC.
                 (A Development Stage Company)
                         BALANCE SHEET
                     as of December 31, 1999
                            (unaudited)

                                            Dec 31         Sept 30
                                             1999           1999

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                  $     0               0
OTHER ASSETS:
Organizational costs (net
of amortization)
TOTAL ASSETS                               $     0               0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                              $ 2,903         $     0

STOCKHOLDERS' EQUITY
Common stock, $.001 par value;
50,000,000 shares authorized;
1,000,000 shares issued and
outstanding at Dec. 31, 1999               $ 1,000         $ 1,000

Stock Subscription Receivable                 (900)           (900)
Additional Paid in Capital                       0
Deficit accumulated
during the development stage                (3,303)           (100)
Total stockholders' equity                 $     0

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $     0         $     0

The accompanying notes are an integral part of these financial statements.


                GLENNAIRE FINANCIAL SERVICES, INC.
                   (A Development Stage Company)
                    STATEMENTS  OF OPERATIONS
                            (unaudited)

                                     Three Months           Six Months
                                        Ended                 Ended
                                       12/31/99              12/31/99

INCOME:
Revenue                              $          0            $       0
TOTAL INCOME                         $          0            $       0

EXPENSES:
General, and Administrative          $         80            $   3,303
Amortization                         $                       $
Total Expenses                       $         80            $   3,303
Net Profit/Loss(-) From Operations   $        (80)           $  (3,303)
Interest Income                      $          0
INCOME (LOSS) BEFORE INCOME TAXES    $        (80)           $  (3,303)
Provision for income tax             $          0
NET INCOME (LOSS)                    $        (80)           $  (3,303)
NET INCOME (LOSS) PER SHARE-BASIC
AND DILUTED                          $      (.000)           $   (.003)
AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                       1,000,000            1,000,000

The accompanying notes are an integral part of these financial statements.


                GLENNAIRE FINANCIAL SERVICES, INC.
                   (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
       For the three months ended December 31, 1999 and for
  the period from March 22, 1999 (inception) to December 31, 1999
                            (unaudited)

                                   Three Months         Period From
                                       Ended            Inception thru
                                     (6/3/99)              12/31/99

Cash Flows from Operating
Activities:
Net Income (Loss)                  $       (80)         $    (3,003)
(Increase) Amortizaion             $         0          $
  Net Cash (Used) by
  Operating Activities             $        80          $     2,903

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of organizational costs   $         0
Corp. Promissory Note              $

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock for cash  $         0          $       100

Net Increase in Cash               $         0          $         0

Cash, Beginning of Period          $         0          $         0

Cash, End of Period                $         0          $         0

The accompanying notes are an integral part of these financial statements.


                 GLENNAIRE FINANCIAL SERVICES, INC.
                     (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY
 For the period from inception (March 22, 1999)to December 31, 1999


                                                         (Deficit
                                                         Accumulated
                                            Additional   During
                        Common    Shares    paid-in      Development
                        Shares    Amount    capital      Stage

Issued for
cash and organizational
costs
June 3, 1999            1,000,000 $1,000    $    0

Stock Subscription
Receivable                        $ (900)

Net Income June 3, 1999
(inception) to December
31, 1999                                                $   (100)

Balance
December 31, 1999       1,000,000 $  100    $    0      $   (100)

The accompanying notes are an integral part of these financial statements.


                 GLENNAIRE FINANCIAL SERVICES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                            December 31, 1999

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

Fiscal Year

The Company has selected a March 31 fiscal year end.

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

2.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $0.001 per share. As of December 31, 1999 the Company had 1,000,000 shares outstanding

Preferred Stock.

The authorized Preferred Stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

5.  INCOME TAXES

There is no provision for income taxes for the period ended
March 22, 1999 (inception) to December 31, 1999 due to the zero net income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company will carry out its plan of business to seek out and take advantage of business opportunities that may have potential for profit, and acquire such businesses, or a controlling interest therein. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations.

During the period from March 22, 1999 (inception) through
December 31, 1999, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $3,003 since inception.
The Company borrowed $3,003 from its principal shareholder in order to pay its general and administrative expenses.

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

Need for Additional Financing.

The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities
Exchange Act of 1934, as amended, for approximately three months. Thereafter, the company will require additional working capital
Unless it has completed a business combination. Thus, there is no Assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

(b) There have been no reports on Form 8-K for the quarter ending December 31, 1999.


                            Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 2000           Glennaire Financial Services, Inc.


                                /s/ Vincent van den Brink
                                Vincent van den Brink, President