Form 10QSB
period 2000-03-31
GLENNAIRE FINANCIAL SERVICES INC
filed 2000-05-19
CIK 1090060

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                           Commission File No. 0-26665

                         WINNERS INTERNET NETWORK, INC.
                       (Name of registrant in its charter)

               NEVADA                                  91-1844567
      (State of incorporation)            (I. R. S. Employer Identification No.)

         145 OVIEDO STREET
       ST. AUGUSTINE, FLORIDA                            32084
(Address of principal executive offices)               (zip code)

                                  (904)824-7447
               (Registrant's telephone number including area code)

                       GLENNAIRE FINANICAL SERVICES, INC.
            (Former name of registrant, if changed since last report)
                          3158 REDHILL AVE., SUITE 240
                          COSTA MESA, CALIFORNIA 92626
          (Former address of registrant, if changed since last report)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of March 31, 2000 were 15,116,355 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I. Financial Statements

                         WINNERS INTERNET NETWORK, INC.
                           Consolidated Balance Sheet
                          For the Period Ended March 31
                                   (Unaudited)

                                                                   2000                1999
                                                               ------------        ------------
ASSETS:

CURRENT ASSETS:
    Cash in Bank                                               $    156,127        $    363,058
    Accounts Receivable                                             323,654             225,000
                                                               ------------        ------------
TOTAL CURRENT ASSETS                                                479,781             588,058

FIXED ASSETS:
    Software                                                      1,300,000             300,000
    SupraNet AG                                                     116,250                  --
    Equipment                                                        84,269              85,801
    Furniture & Fixtures                                              4,489               4,489
    Vehicle                                                          44,520              44,520
       Less Depreciation                                            (61,563)            (61,563)
                                                               ------------        ------------
TOTAL FIXED ASSETS                                                1,487,965             373,247

OTHER ASSETS
    Prepaid Expenses                                                     --             318,949
                                                               ------------        ------------
TOTAL OTHER ASSETS                                                       --             318,949

TOTAL ASSETS                                                   $  1,967,746        $  1,280,254
                                                               ============        ============
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                           $     11,445        $    142,431
    Loan Payable                                                     59,000                  --
    Note Payable - Ford Credit                                       10,998              13,915
                                                               ------------        ------------
TOTAL CURRENT LIABILITIES                                            81,443             156,346

STOCKHOLDERS' EQUITY
    Common Stock, par value $0.001: 50,000,000 shares
      authorized; 15,116,355 shares issued and
      outstanding for 2000, and 10,834,856 shares issued             19,613              15,116
      and outstanding for 1999
   Additional Paid-In Capital                                     3,888,140           3,151,468
   Accumulated                                                   (2,021,450)         (2,042,676)
                                                               ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                        1,886,303           1,123,908

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  1,967,746        $  1,280,254
                                                               ============        ============


   The accompanying notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                      Consolidated Statement of Operations
                          For the Period Ended March 31
                                   (Unaudited)

                                                        2000                1999
                                                    ------------        ------------
REVENUE:

   Processing Income                                $     13,335        $    249,332
   Lease of Software                                   1,500,000                  --
                                                    ------------        ------------
TOTAL REVENUE                                          1,513,335             249,332

EXPENSES:
   Bank Charges                                     $        547        $         96
   Commission                                                 --              12,500
   Consulting Fees                                        41,901               2,100
   Dues & Licenses                                         3,100                  60
   Insurance                                              17,305                 137
   Internet                                                2,000               2,400
   Marketing                                           1,265,327                  --
   Meals & Entertainment                                      --                  31
   Office Expenses                                         3,351                 124
   Postage & Freight                                       1,120                 200
   Professional & Legal Fees                              25,960              15,000
   Rent                                                   21,074               6,541
   Rent of Equipment                                         138                  --
   Taxes & Payroll Taxes                                   7,976               4,628
   Telephone                                              12,383               3,067
   Travel                                                  1,323              23,080
   Utilities                                                 387               3,725
   Wages                                                 112,527              61,573
                                                    ------------        ------------
TOTAL EXPENSES                                         1,516,419             135,262
                                                    ------------        ------------
NET PROFIT                                          $     (3,084)       $    114,070
                                                    ============        ============
NET PROFIT PER COMMON STOCK                         $      (0.01)       $       0.01
                                                    ------------        ------------
WEIGHTED AVERAGE SHARES OUTSTANDING                   15,990,863          14,891,355
                                                    ------------        ------------


    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                              Stockholders' Equity
                                 March 31, 2000
                                   (Unaudited)


                                                        COMMON STOCKS            Additional      Accumulated          Total
                                               ----------------------------       Paid-In          Earnings       Stockholders'
                                                  Shares          Amount          Capital         (Deficit)          Equity
                                               ------------    ------------     ------------     ------------     -------------
Davki Agency Ltd., Inc. Merger                    8,000,000           8,000          359,287         (367,287)              --

Comstock/Empire International, Inc. Merger          294,944             295          703,373         (703,668)              --

Issuance of Stock for Cash & Services             2,539,912           2,540          110,160               --          112,700

Net Deficit 12/31/97                                     --        (111,918)        (111,918)
                                               ------------    ------------     ------------     ------------     ------------
Balance December 31, 1997                        10,834,856          10,835        1,172,820       (1,182,873)             782
                                               ============    ============     ============     ============     ============
Issuance for Services                               500,000             500           49,500               --           50,000

Issuance for Cash                                 1,000,000           1,000          299,000               --          300,000

Issuance for Cash                                   500,000             500          199,500               --          200,000

Issuance for Services                               500,000             500           24,500               --           25,000

Issuance for Cash                                   550,000             550          219,450               --          220,000

Issuance for Cash                                   285,000             285           99,465               --           99,750

Issuance for Services                                21,358              21           10,658               --           10,679

Issuance for Services                               500,000             500           24,500               --           25,000

Issuance for Cash                                   100,000             100           99,900               --          100,000

Issuance Correction (Comstock Merger)                   141              --               --               --               --

Net Defict 12/31/98                                      --              --               --         (840,560)        (840,560)
                                               ------------    ------------     ------------     ------------     ------------
Balance December 31, 1998                        14,791,355          14,791        2,199,293       (2,023,433)         190,651
                                               ============    ============     ============     ============     ============
Issuance for Cash                                   100,000             100           99,900               --          100,000

Issuance for Cash                                   225,000             225          202,275          202,500

Issuance for Services                                10,000              10            7,488               --            7,498

Issuance Correction (Comstock Merger)                 1,350               2               --               --                2

Issuance for Cash                                   400,000             400          219,600               --          220,000

Issuance for Cash                                   315,789             316          149,684               --          150,000

Issuance for Cash                                   147,369             147           69,853               --           70,000

Net Profit 12/31/99                                      --              --               --            5,067            5,067
                                               ------------    ------------     ------------     ------------     ------------
Balance December 31, 1999                        15,990,863          15,991        2,948,093       (2,018,366)         945,718
                                               ============    ============     ============     ============     ============
Issuance for Services                             1,632,500           1,632          268,847               --          270,479

Issuance for Cash                                   100,000             100          299,900               --          300,000

Issuance for Cash                                    27,000              27           13,473               --           13,500

Issuance for Services                                28,600              29           21,518               --           21,547

Issuance for Services                                10,000              10            2,990               --            3,000

Issuance for Services                               300,000             300           83,700               --           84,000

Issuance for Services                             1,523,926           1,524          249,619               --          251,143

Net Deficit 3/31/2000                                    --              --               --           (3,084)          (3,084)
                                               ------------    ------------     ------------     ------------     ------------
Balance March 31, 2000                           19,612,889    $     19,613     $  3,888,140     $ (2,021,450)    $  1,886,303
                                               ============    ============     ============     ============     ============


    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                       Consolidated Statement of Cash Flow
                          For the Period Ended March 31
                                   (Unaudited)

                                                                  2000              1999
                                                               ----------        ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                           $   (3,084)       $  114,070

CHANGES IN ASSETS & LIABILITIES:
   GGLS Payable                                                        --          (250,000)
   Accounts Payable                                               130,986           138,594
   Accrued Expenses                                               (29,554)          (29,554)
   Loan Payable                                                   (59,000)               --
   Notes Payable - Ford Credit                                      2,917           (13,915)
   Prepaid Expenses                                              (318,949)          318,949
                                                               ----------        ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        (276,684)          278,144

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Capital Expenditure                                           (666,919)         (134,810)
                                                               ----------        ----------
NET CASH USED FOR INVESTING ACTIVITIES                           (666,919)         (134,810)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Ordinary Shares                                    736,672           219,707
                                                               ----------        ----------
NET CASH PROVIDED BY FINANCING                                    736,672           219,707

NET CASH IN CASH & CASH EQUIVALENTS                              (206,931)          363,041
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                    363,058                17
                                                               ----------        ----------
CASH & CASH EQUIVALENTS AT END OF PERIOD                       $  156,127        $  363,058
                                                               ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
   Interest                                                            --                --
   Income Taxes                                                        --                --


    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

On July 14, 1997, Winners Internet Network, Inc. (WIN) was incorporated under the laws of Nevada. The Company's fiscal year end is December 31. On July 15, 1997 Winners Internet Network, Inc. and Comstock-Empire International, Inc., a Washington Corporation merged pursuant to 368(a)(1)(A) and 368(a)(1)(F) of the Internal Revenue Code of 1986 as amended. Comstock-Empire merged into WIN, acquiring all issued and outstanding shares of Comstock-Empire for and in exchange for 294,944 shares of WIN common stock. On July 31, 1997 Winners Internet Network, Inc. and Davki Agency LTD, Inc., a Delaware Corporation, merged in a plan of reorganization. WIN acquired all issued and outstanding shares of Davki Agency LTD, Inc. for and in exchange of 8,000,000 shares of WIN common stock. This stock transfer is pursuant to 368(a)(1)(B) of Internal Revenue code of 1986 as amended, as a tax-free exchange. The Davki Agency LTD, Inc. became a wholly owned subsidiary of WIN.

BASIS OF PRESENTATION:

The Company is primarily engaged in the operation of an Internet Gaming Pay-out structure. The authorized capital stock of the corporation is 20,000,000 shares of common stock $.001. On March 17, 1998 the authorized capital stock of the corporation was increased to 50,000,000 shares of common stock.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months, to be cash equivalents.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is figured on a straight-line basis as follows:

              Computer Software                  15 years
              Equipment                           5 years
              Furniture & Fixtures               10 years
              Vehicle                             7 years

                         WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                                 March 31, 2000

REVENUE RECOGNITION:

Revenue is recognized when earned and expenses are recognized when they occur.

USE OF ESTIMATES:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - FEDERAL INCOME TAXES:

The Company adopted statement of financial Accounting Standards No. 109, "Accounting For Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

         When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Results of Operations

         Our revenues increased from $249,332 for the three months ended March 31, 1999 to $1,513,335 for the three months ended March 31, 2000. The increase was primarily due to an overall increase in our operations.

         Expenses include all direct and indirect costs incurred in our business. The difference between our gross revenues and expenses is our net profit.

         Our expenses were $1,516,419 for the three months ended March 31, 2000 compared to $135,262 for the three months ended March 31, 1999. The major components of expenses are marketing, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

         We had a net loss from operations of $3,084 for the three months ended March 31, 2000, compared to a net profit of $114,070 for the three months ended March 31, 1999. This loss comes as a result of extraordinary marketing expenses, which we do not expect to continue.

         While our revenues were significantly higher for the first fiscal quarter of 2000 as compared to the first fiscal quarter of 1999, our expenses, particularly our marketing expenses, were much higher. We believe that we may see an increase in revenue as the fiscal year progresses. We do not expect to have the same level of marketing expenses for the rest of the fiscal year. However, it is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

         Cash at the end of the period decreased to $156,127 for the three months ended March 31, 2000, compared to $363,058 for the three months ended March 31, 1999.

         Accounts receivable increased for the three months ended March 31, 2000 to $323,654, compared to $225,000 for the three months ended March 31, 1999.

         Prepaid Expenses went to zero for the three months ended March 31, 2000, compared to $318,949 for the three months ended March 31, 1999.

         Accounts payable decreased for the three months ended March 31, 2000 to $11,445, compared to $142,431 for the three months ended March 31, 1999.

         We were profitable for the first fiscal quarter of 1999 but sustained a small loss in the first fiscal quarter of 2000. We feel that we are more solid financially as a company this year compared to last year. Our primary activity will be to seek to expand our client base and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient revenues, we will again become profitable. We cannot guarantee when, if ever, this will occur.

         Year 2000 Compliance

         Our IT systems and non-IT systems requiring Year 2000 modification have been completed. In addition, we do not foresee a need to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems.

                           PART II- OTHER INFORMATION

ITEM 1. Legal Proceedings

         No legal proceedings of a material nature to which we are a party were pending during the reporting period, and we know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 2.  Changes in Securities and Use of Proceeds.  None.
ITEM 3.  Defaults upon Senior Securities.  None.
ITEM 4.  Submission of Matters to a Vote of Security Holders.  None
ITEM 5.  Other Information. None.
ITEM 6.  Exhibits and Reports on Form 8-K.

         Exhibit No. 27.1- Financial Data Schedule

         No reports on Form 8-K were filed as of the fiscal quarter.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WINNERS INTERNET NETWORK, INC.

Dated: May 18, 2000                     By:  /s/ David C. Skinner, Jr.
                                           -------------------------------------
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

 27.1        Financial Data Schedule