Form 10QSB/A
period 2000-03-31
GLENNAIRE FINANCIAL SERVICES INC
filed 2000-06-21
CIK 1090060

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 1O-QSB/A
                                 Amendment No. 1

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000.

                                                         or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                    ----------     ----------

                           Commission File No. 0-26665

                         WINNERS INTERNET NETWORK, INC.
                       (Name of registrant in its charter)

       NEVADA                                             91-1844567
(State of incorporation)                    (I.R.S.Employer Identification No.)

145 OVIEDO STREET
ST. AUGUSTINE, FLORIDA                                    32084

(Address of principal executive offices)               (zip code)


                                  (904)824-7447
               (Registrant's telephone number including area code)

                       GLENNAIRE FINANCIAL SERVICES, INC.
            (Former name of registrant, if changed since last report)
                          3158 REDHILL AVE., SUITE 240
                          COSTA MESA, CALIFORNIA 92626
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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of March 31, 2000 were 19,612,889 common shares.

                         PART 1 - FINANCIAL INFORMATION


ITEM I. Financial Statements

                         WINNERS INTERNET NETWORK, INC.
                                  Balance Sheet
                         For the Period Ended March 31
                                   (Unaudited)


                                                                   2000             1999
                                                               -------------    -------------
ASSETS:

Current Assets:
    Cash in Bank                                               $     156,217          363,058
    Accounts Receivable                                              268,900          225,000
                                                               -------------    -------------

        Total current assets                                         425,117          588,058

Fixed Assets:
    Software                                                       4,300,000          300,000
    SupraNet AG                                                      116,250               --
    Equipment                                                         84,269           85,801
    Furniture & Fixtures                                               4,489            4,489
    Vehicle                                                           44,520           44,520
                                                               -------------    -------------
       Less Depreciation                                             (61,563)         (61,563)
                                                               -------------    -------------

          Total fixed assets                                       4,487,965          373,247

Other Assets:
    Prepaid Expenses                                                      --          318,949
                                                               -------------    -------------

        Total other assets                                                --          318,949

         Total assets                                          $   4,913,082    $   1,280,254
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable                                           $      11,445    $     142,431
    Loan Payable                                                      59,000               --
    Note Payable - Ford Credit                                        10,998           13,915
                                                               -------------    -------------

        Total current liabilities                                     81,443          156,346

Stockholders' equity
    Common Stock, par value $0.001: 50,000,000 shares
      authorized;  19,612,889 shares issued and
      outstanding for 1999, and 15,116,355 shares issued              19,613           15,116
      and outstanding for 1998
   Additional Paid-In Capital                                      5,333,476        3,151,468
   Accumulated Deficit                                              (521,450)      (2,042,676)
                                                               -------------    -------------

         Total stockholders' equity                                4,831,639        1,123,908

         Total liabilities & stock equity                      $   4,913,082    $   1,280,254
                                                               =============    =============



   The accompanying notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                             Statement of Cash Flow
                         For the Period Ended March 31
                                   (Unaudited)


                                                               2000             1999
                                                          -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                             $   1,496,916    $     114,070

CHANGES IN ASSETS & LIABILITIES:
   GGLS Payable                                                      --         (250,000)
   Accounts Payable                                             130,986          138,594
   Accounts Receivable                                          (43,900)
   Accrued Expenses                                                  --          (29,554)
   Notes Payable - Ford Credit                                    2,917          (13,915)
   Prepaid Expenses                                            (107,782)         318,949
                                                          -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,479,137          278,144

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Capital Expenditure                                       (4,114,718)        (134,810)
                                                          -------------    -------------
NET CASH USED FOR INVESTING ACTIVITIES                       (4,114,718)        (134,810)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Loan                                            59,000               --
   Issuance of Ordinary Shares                                2,789,932          219,707
                                                          -------------    -------------
NET CASH PROVIDED BY FINANCING                                2,789,932          219,707

NET CASH IN CASH & CASH EQUIVALENTS                             154,351          363,041
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,866               17
                                                          -------------    -------------
CASH & CASH EQUIVALENTS AT END OF PERIOD                  $     156,217    $     363,058
                                                          =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
   Interest                                                          --               --
   Income Taxes                                                      --               --





   The accompanying notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                             Statement of Operations
                         For the Period Ended March 31
                                   (Unaudited)


                                                           2000            1999
                                                       -------------   -------------
REVENUE:

   Processing Income                                   $      13,335   $     249,332
   Lease of Software                                       3,000,000              --
                                                       -------------   -------------

TOTAL REVENUE                                              3,013,335         249,332

EXPENSES:
   Bank Charges                                        $         547   $          96
   Commission                                                     --          12,500
   Consulting Fees                                            41,901           2,100
   Dues & Subscriptions                                        3,100              60
   Insurance                                                  17,305             137
   Internet                                                    2,000           2,400
   Marketing                                               1,265,327              --
   Meals & Entertainment                                          --              31
   Office Expenses                                             3,351             124
   Postage & Freight                                           1,120             200
   Professional & Legal Fees                                  25,960          15,000
   Rent                                                       21,074           6,541
   Rent of Equipment                                             138              --
   Taxes & Payroll Taxes                                       7,976           4,628
   Telephone                                                  12,383           3,067
   Travel                                                      1,323          23,080
   Utilities                                                     387           3,725
   Wages                                                     112,527          61,573
                                                       -------------   -------------

TOTAL EXPENSES                                             1,516,419         135,262
                                                       -------------   -------------

NET PROFIT                                             $   1,496,916   $     114,070
                                                       =============   =============

NET PROFIT PER COMMON STOCK                            $        0.09   $        0.01
                                                       -------------   -------------

WEIGHTED AVERAGE SHARES OUTSTANDING                       15,990,863      14,891,355
                                                       -------------   -------------




    The accompanying notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                              Stockholders' Equity
                                 March 31, 2000
                                  (Unaudited)





                                                        COMMON STOCKS          Additional      Accumulated        Total
                                                ---------------------------      Paid-In         Earnings      Stockholders'
                                                   Shares         Amount         Capital        (Deficit)         Equity
                                                ------------   ------------    ------------    ------------    ------------
Davki Agency Ltd., Inc. Merger                     8,000,000          8,000         359,287        (367,287)             --

Comstock/Empire International, Inc. Merger           294,944            295         703,373        (703,668)             --

Issuance of Stock for Cash & Services              2,539,912          2,540         110,160              --         112,700

Net Deficit 12/31/97                                                                     --        (111,918)       (111,918)
                                                ------------   ------------    ------------    ------------    ------------

Balance December 31, 1997                         10,834,856         10,835       1,172,820      (1,182,873)            782
                                                ============   ============    ============    ============    ============

Issuance of Stock for Services                       500,000            500          49,500              --          50,000

Issuance of Stock for Cash                         1,000,000          1,000         299,000              --         300,000

Issuance of Stock for Cash                           500,000            500         199,500              --         200,000

Issuance of Stock for Services                       500,000            500          24,500              --          25,000

Issuance of Stock for Cash                           550,000            550         219,450              --         220,000

Issuance of Stock for Cash                           285,000            285          99,465              --          99,750

Issuance of Stock for Services                        21,358             21          10,658              --          10,679

Issuance of Stock for Services                       500,000            500          24,500              --          25,000

Issuance of Stock for Cash                           100,000            100          99,900              --         100,000

Issuance Correction (Comstock Merger)                    141             --              --              --              --

Net Deficit 12/31/98                                      --             --              --        (840,560)       (840,560)
                                                ------------   ------------    ------------    ------------    ------------

Balance December 31, 1998                         14,791,355         14,791       2,199,293      (2,023,433)        190,651
                                                ============   ============    ============    ============    ============

Issuance of Stock for Cash                           100,000            100          99,900              --         100,000

Issuance of Stock for Cash                           225,000            225         202,275              --         202,500

Issuance of Stock for Services                        10,000             10           7,488              --           7,498

Issuance Correction (Comstock Merger)                  1,350              2              --              --               2

Issuance of Stock for Cash                           400,000            400         219,600              --         220,000

Issuance of Stock for Cash                           315,789            316         149,684              --         150,000

Issuance of Stock for Cash                            147369            147          69,853              --          70,000

Net Profit 12/31/99                                       --             --              --           5,067           5,067
                                                ------------   ------------    ------------    ------------    ------------

Balance December 31, 1999                         15,990,863         15,991       2,948,093      (2,018,366)        945,718
                                                ============   ============    ============    ============    ============

Issuance of Stock for Services                     1,632,500          1,632         965,326              --         966,958

Issuance of Stock for Cash                           100,000            100         299,900              --         300,000

Issuance of Stock for Cash                            27,000             27          13,473              --          13,500

Issuance of Stock for Services                        28,600             29          21,518              --          21,547

Issuance of Stock for Services                        10,000             10           2,990              --           3,000

Issuance of Stock for Services                       300,000            300          83,700              --          84,000

Issuance of Stock for Asset                        1,523,926          1,524         998,476              --       1,000,000

Net Profit 3/31/2000                                      --             --              --       1,496,916       1,496,916
                                                ------------   ------------    ------------    ------------    ------------

Balance March 31, 2000                            19,612,889   $     19,613    $  5,333,476    $   (521,450)   $  4,831,639
                                                ============   ============    ============    ============    ============



    The accompanying notes are an integral part of the financial statements.

                         WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


ORGANIZATION:

On July 14, 1997, Winners Internet Network, Inc. (WIN) was incorporated under the laws of Nevada. The Company's fiscal year end is December 31. On July 15, 1997 Winners Internet Network, Inc. and Comstock-Empire International, Inc., a Washington Corporation merged pursuant to 368(a)(1)(A) and 368(a)(1)(F) of the Internal Revenue Code of 1986 as amended. Comstock-Empire merged into WIN, acquiring all issued and outstanding shares of Comstock-Empire for and in exchange for 294,944 shares of WIN common stock. On July 31, 1997 Winners Internet Network, Inc. and Davki Agency LTD, Inc., a Delaware Corporation, merged in a plan of reorganization. WIN acquired all issued and outstanding shares of Davki Agency LTD, Inc. for and in exchange of 8,000,000 shares of WIN common stock. This stock transfer is pursuant to 368(a)(1)(B) of Internal Revenue code of 1986 as amended, as a tax-free exchange. The Davki Agency LTD, Inc. became a wholly owned subsidiary of WIN. Both entities were acquired by the purchase method and all inter-company transactions were eliminated in the acquisition. The impact of these acquisitions was not material in relation to the Company's results of operations. The company is primarily engaged in the operation of an Internet E-Commerce enterprise.

CAPITAL STOCK TRANSACTIONS:

The authorized capital stock of the corporation is 20,000,000 shares of common stock with a par value of $.001. On March 17, 1998 the authorized capital stock of the corporation was increased to 50,000,000 shares of common stock.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three-months, to be cash equivalents.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is figured on a straight-line basis as follows:

      Computer Software                  5 years
      Equipment                          5 years
      Furniture & Fixtures              10 years
      Vehicle                            7 years

                         WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

REVENUE RECOGNITION:

Revenue is recognized when earned and expenses are recognized when they occur.

USE OF ESTIMATES:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - FEDERAL INCOME TAXES:

Significant components of the Company's deferred tax liabilities and assets are as follows:


Deferred Tax Liability                                               $          0
                                                                     ============
Deferred Tax Assets
         Net Operating Loss Carryforwards                            $    521,450
         Book/Tax Differences in Bases of Assets                          133,278
         Less Valuation Allowance                                        (654,728)
                                                                     ------------
Total Deferred Tax Assets                                            $          0
                                                                     ============
Net Deferred Tax Liability                                           $          0
                                                                     ============

As of March 31, 2000, the Company had a net operating loss carryforward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.

NOTE 3 - SUBSEQUENT EVENTS

The Company made an Agreement and Plan to Reorganization with Glennaire Financial Services, Inc. as of May 9, 2000. This is to be an acquisition by the Purchase Method of Accounting. The agreement is for the exchange of 1,000,000 common shares, which represents all of Glennaire's outstanding shares of common stock, for 10,000 shares of Winners Internet Network.

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

Results of Operations

         Our revenues increased from $249,332 for the three months ended March 31, 1999 to $3,013,335 for the three months ended March 31, 2000. The increase was primarily the result of the lease of software to Intertreuhand, AG and the acquisition of a 19% interest in SupraNet, AG, which gives us the ability to host international web sites. Our transaction processing revenue increased as a direct result of SupraNet, AG acquisition. In addition, the transaction contract with TA Media, AG also enabled us to increase our revenues. We have also been actively marketing our products and services during the three months ended March 31, 2000, and our revenues reflect this effort.

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

         Our expenses included extraordinary marketing expenses of $1,265,327, which represent payments of restricted common stock to entities who are developing a marketing campaign in the European and South American marketplaces. The goal of this marketing campaign is to increase our client base.

         We had a net profit from operations of $1,496,916 for the three months ended March 31, 2000, compared to a net profit of $114,070 for the three months ended March 31, 1999. This profit comes as a result of additional income from a one-time lease of software.

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

         Accounts receivable increased for the three months ended March 31, 2000 to $268,900, compared to $225,000 for the three months ended March 31, 1999.

         Prepaid Expenses went to zero for the three months ended March 31, 2000, compared to $318,949 for the three months ended March 31, 1999.

         Accounts payable decreased for the three months ended March 31, 2000 to $11,445, compared to $142,431 for the three months ended March 31, 1999.

         We had capital expenditures of $4,114,718 for the three months ended March 31, 2000, which involved upgrading our internet capabilities to service our increased client base and the purchase of the Plus Network. We expect to have continuing expenditures for upgrading our capabilities for the remainder of this fiscal year.

         We were profitable for the first fiscal quarters of 1999 and 2000. We feel that we are more solid financially as a company this year compared to last year. Our primary activity will be to seek to expand our client base and, consequently, our revenues.

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



                                          WINNERS INTERNET NETWORK, INC.



Dated: June 21 2000                       By: /s/ David C. Skinner, Jr.
                                          President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 27.1            Financial Data Schedule