Form 10QSB
period 2000-06-30
GLENNAIRE FINANICAL SERVICES INC
filed 2000-08-17
CIK 1090060

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000.
                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        ------------    ------------

                          Commission File No. 0-26665

                         WINNERS INTERNET NETWORK, INC.
                       (Name of registrant in its charter)

         NEVADA                                        91-1844567
         (State of incorporation)         (I. R. S. Employer Identification No.)

         145 OVIEDO STREET
         ST. AUGUSTINE, FLORIDA                           32084

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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of June 30, 2000 were 20,684,339 common shares.

                         PART 1 - FINANCIAL INFORMATION

ITEM I.  Financial Statements



                         WINNERS INTERNET NETWORK, INC.

                              FINANCIAL STATEMENTS

                     FOR THE SIX-MONTHS ENDED JUNE 30, 2000


                                   (UNAUDITED)

                         WINNERS INTERNET NETWORK, INC.
                                 Balance Sheet
                                  (Unaudited)


                                                           Six-Months        Year
                                                              Ended          Ended
                                                          June 30, 2000  Dec. 31, 1999
                                                          -------------  -------------
ASSETS:

Current Assets:
    Cash in Bank                                           $    84,016         32,961
    Accounts Receivable                                        357,000        548,912
                                                           -----------    -----------

        Total current assets                                   441,016        581,873

Fixed Assets:
    Software                                                 4,300,000        516,138
    SupraNet AG                                                116,250             --
    Glennaire Financial Services                               157,864             --
    Equipment                                                   84,289         84,289
    Furniture & Fixtures                                         4,489          4,489
    Vehicle                                                     44,500         44,500
                                                           -----------    -----------
       Less Depreciation                                      (491,563)      (100,276)
                                                           -----------    -----------

        Total fixed assets                                   4,215,829        549,140


        Total assets                                       $ 4,656,845    $ 1,131,013
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable & Accrued Payables                    $    11,544    $   174,507
    Loan Payable                                                69,000             --
    Note Payable - Ford Credit                                  10,090         10,788
                                                           -----------    -----------

        Total current liabilities                               90,634        185,295

Stockholders' equity
    Common Stock, par value $0.001: 50,000,000 shares
      authorized;  20,684,339 shares issued and
      outstanding for 2000, and 15,116,355 shares issued        20,684         15,991
      and outstanding for 1999
    Additional Paid-In Capital                               5,600,270      2,948,093
    Accumulated Deficit                                     (1,054,743)    (2,018,366)
                                                           -----------    -----------

        Total stockholders' equity                           4,566,211        945,718

        Total liabilities & stock equity                   $ 4,656,845    $ 1,131,013
                                                           ===========    ===========


    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                             Statement of Operations
                        For the Six-Months Ended June 30
                                  (Unaudited)

                                          2000         1999
                                          ----         ----
REVENUE:

   Processing Income                  $   160,613   $   804,265
   Other Income                            10,901            --
   Lease of Software                    3,000,000         5,000
                                      -----------   -----------

TOTAL REVENUE                           3,171,514       809,265

EXPENSES:
   Bank Charges                       $     4,538   $       187
   Commission                              26,000        12,500
   Consulting Fees                         61,887         9,600
   Contract Services                       35,565        16,200
   Depreciation Expense                   430,000            --
   Dues & Subscriptions                        --            60
   Insurance                               23,331         2,761
   Internet                                 1,931        16,300
   Marketing                            1,269,467            --
   Meals & Entertainment                       --            --
   Miscellaneous Expense                    6,037
   Office Expenses                          3,008           420
   Postage & Freight                        1,686           494
   Professional & Legal Fees               44,230        21,316
   Rent                                    36,889        18,838
   Rent of Equipment                        9,696           426
   Repairs                                    938            --
   Security                                   222           111
   Taxes & Payroll Taxes                   17,680         9,823
   Telephone                               19,556        11,516
   Travel                                   3,651        32,581
   Utilities                                1,258         6,353
   Wages                                  210,321       111,823
                                      -----------   -----------

TOTAL EXPENSES                          2,207,891       271,309
                                      -----------   -----------

NET PROFIT                            $   963,623   $   537,956
                                      ===========   ===========

NET PROFIT PER COMMON STOCK           $      0.06   $      0.04
                                      -----------   -----------

WEIGHTED AVERAGE SHARES OUTSTANDING    16,644,626    14,898,551
                                      -----------   -----------

    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                             Statement of Cash Flow
                        For the Six-Months Ended June 30
                                  (Unaudited)


                                                       2000           1999
                                                       ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                      $   963,623    $   537,956
   Depreciation                                        430,000        (43,713)

CHANGES IN ASSETS & LIABILITIES:
   GGLS Payable                                             --       (250,000)
   Accounts Payable                                    162,963        313,273
   Accounts Receivable                                 (68,637)
   Accrued Expenses                                         --            (27)
   Notes Payable - Ford Credit                              --          1,210
   Prepaid Expenses                                         --         (3,700)
                                                   -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            1,487,949        554,999

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Capital Expenditure                              (4,057,976)        (1,512)
                                                   -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES              (4,057,976)        (1,512)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Loan                                   69,000             --
   Issuance of Ordinary Shares                       2,652,177       (311,645)
                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING                       2,652,177       (311,645)

NET CASH IN CASH & CASH EQUIVALENTS                     82,150        241,842
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,866         28,857
                                                   -----------    -----------
CASH & CASH EQUIVALENTS AT END OF PERIOD           $    84,016    $   270,699
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
   Interest                                                 --             --
   Income Taxes                                             --             --


    The accompany notes are an integral part of these financial statements.

                                                                        Additional   Accumulated    Total
                                                COMMON STOCKS            Paid-In      Earnings   Stockholders'
                                            Shares           Amount      Capital      (Deficit)     Equity
                                            ------           ------     ---------    ---------    ----------
Davki Agency Ltd., Inc. Merger                8,000,000        8,000      359,287     (367,287)           --

Comstock/Empire International, Inc. Merger      294,944          295      703,373     (703,668)           --

Issuance of Stock for Cash & Services         2,539,912        2,540      110,160           --       112,700

Net Deficit 12/31/97                                 --           --           --     (111,918)     (111,918)
                                             ----------   ----------   ----------   ----------    ----------

Balance December 31, 1997                    10,834,856       10,835    1,172,820   (1,182,873)          782
                                             ==========   ==========   ==========   ==========    ==========

Issuance of Stock for Services                  500,000          500       49,500           --        50,000

Issuance of Stock for Cash                    1,000,000        1,000      299,000           --       300,000

Issuance of Stock for Cash                      500,000          500      199,500           --       200,000

Issuance of Stock for Services                  500,000          500       24,500           --        25,000

Issuance of Stock for Cash                      550,000          550      219,450           --       220,000

Issuance of Stock for Cash                      285,000          285       99,465           --        99,750

Issuance of Stock for Services                   21,358           21       10,658           --        10,679

Issuance of Stock for Services                  500,000          500       24,500           --        25,000

Issuance of Stock for Cash                      100,000          100       99,900           --       100,000

Issuance Correction (Comstock Merger)               141           --           --           --            --

Net Deficit 12/31/98                                 --           --           --     (840,560)     (840,560)
                                             ----------   ----------   ----------   ----------    ----------

Balance December 31, 1998                    14,791,355       14,791    2,199,293   (2,023,433)      190,651
                                             ==========   ==========   ==========   ==========    ==========

Issuance of Stock for Cash                      100,000          100       99,900           --       100,000

Issuance of Stock for Cash                      225,000          225      202,275           --       202,500

Issuance of Stock for Services                   10,000           10        7,488           --         7,498

Issuance Correction (Comstock Merger)             1,350            2           --           --             2

Issuance of Stock for Cash                      400,000          400      219,600           --       220,000

Issuance of Stock for Cash                      315,789          316      149,684           --       150,000

Issuance of Stock for Cash                       147369          147       69,853           --        70,000

Net Profit 12/31/99                                  --           --           --        5,067         5,067
                                             ----------   ----------   ----------   ----------    ----------

Balance December 31, 1999                    15,990,863       15,991    2,948,093   (2,018,366)      945,718
                                             ==========   ==========   ==========   ==========    ==========

Issuance of Stock for Services                1,632,500        1,632      965,326           --       966,958

Issuance of Stock for Cash                      100,000          100      299,900           --       300,000

Issuance of Stock for Cash                       27,000           27       13,473           --        13,500

Issuance of Stock for Services                   28,600           29       21,518           --        21,547

Issuance of Stock for Services                   10,000           10        2,990           --         3,000

Issuance of Stock for Services                  300,000          300       83,700           --        84,000

Issuance of Stock for Asset                   1,523,926        1,524      998,476           --     1,000,000

Issuance of Stock for Cash                      375,000          375      259,625           --       260,000

Issuance of Stock for Acquisition               686,480          686        6,179           --         6,865

Issuance of Stock for Acquisition                10,000           10          990           --         1,000

Net Profit 6/30/2000                                 --           --           --      963,623       963,623
                                             ----------   ----------   ---------- ------------    ----------

Balance June 30, 2000                        20,684,369   $   20,684   $5,600,270 $ (1,054,743)   $4,566,211
                                             ==========   ==========   ========== ============    ==========


     The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)



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

                         WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)
PROPERTY AND EQUIPMENT:

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

NOTE 2 - FEDERAL INCOME TAXES:

Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liability                                              $         0
                                                                    ===========
Deferred Tax Assets
         Net Operating Loss Carryforwards                           $   624,743
         Book/Tax Differences in Bases of Assets                        491,563
         Less Valuation Allowance                                    (1,116,306)
                                                                    -----------
Total Deferred Tax Assets                                           $         0
                                                                    ===========
Net Deferred Tax Liability                                          $         0
                                                                    ===========

As of June 30, 2000, the Company had a net operating loss carryforward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.

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

Results of Operations

         Our revenues increased from $809,265 for the six months ended June 30, 1999 to $3,171,514 for the six months ended June 30, 2000. The increase was primarily the result of continuing revenues from our lease of software to Intertreuhand, AB. Our transaction processing revenue decreased during this period.

         Expenses include all direct and indirect costs incurred in our business. The difference between our gross revenues and expenses is our net profit.

         Our expenses were $2,207,891 for the six months ended June 30, 2000 compared to $537,956 for the six months ended June 30, 1999. The major components of expenses are marketing, office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses.

         Our expenses included extraordinary marketing expenses of $1,269,467, which represent payments of restricted common stock to entities who are developing a marketing campaign in the European and South American marketplaces. The goal of this marketing campaign is to increase our client base.

         We had a net profit from operations of $963,623 for the six months ended June 30, 2000, or $0.06 per shares, compared to a net profit of $537,956, or $0.04 per share, for the six months ended June 30, 1999. This profit comes as a result of additional income from the lease of software.

         While our revenues were significantly higher for the first half of 2000 as compared to the first half of 1999, our expenses, particularly our marketing expenses, continue to be much higher. We believe that we will continue to see an increase in revenue as the fiscal year progresses, primarily from this lease of software. However, we do not expect to have the same level of marketing expenses for the next fiscal quarter. Although we are profitable, it is too early to know whether or not we will be profitable this year.

Liquidity and Capital Resources

         Cash at the end of the period decreased to $84,016 for the six months ended June 30, 2000, compared to $270,699 for the six months ended June 30, 1999.

         Accounts receivable decreased for the six months ended June 30, 2000 to $357,000 compared to $921,718 change for the six months ended June 30, 1999.

         Prepaid Expenses went to zero for the six months ended June 30, 2000, compared to negative $3,700 for the six months ended June 30, 1999.

         Accounts payable increased for the six months ended June 30, 2000 to $11,544, compared to $313,273 for the six months ended June 30, 1999.

         We had capital expenditures of $4,057,976 for the six months ended June 30, 2000, which involved upgrading our internet capabilities to service our increased client base and the purchase of The Plus Network. We expect to have continuing expenditures for upgrading our capabilities for the remainder of this fiscal year.

         We were profitable for the first half of 1999 and 2000. We feel that we are more solid financially as a company this year compared to last year. Our primary activity will be to seek to expand our client base and, consequently, our revenues.

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



                                  WINNERS INTERNET NETWORK, INC.



Dated: August 17, 2000                 By: /s/ David C. Skinner, Jr.
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
 27.1                  Financial Data Schedule