Form 10QSB
period 2000-09-30
GLENNAIRE FINANICAL SERVICES INC
filed 2000-11-21
CIK 1090060

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                    ----------     ----------

                           Commission File No. 0-26665

                         WINNERS INTERNET NETWORK, INC.
                       ----------------------------------
                       (Name of registrant in its charter)

       NEVADA                                             91-1844567
-------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S.Employer Identification No.)

                               145 OVIEDO STREET
                          ST. AUGUSTINE, FLORIDA 32084
              --------------------------------------------------
              (Address of principal executive offices) (zip code)


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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of November 17, 2000 were 20,984,339 common shares.

Item 1.  Financial Statements


                         WINNERS INTERNET NETWORK INC.
                                 Balance Sheets
                                  (Unaudited)


                                                               September 30,        December 31,
                                                                    2000                1999


 ASSETS:

 Current Assets:
     Cash in Bank                                                $ 43,903                  32,961
     Accounts Receivable                                          313,928                 548,912
                                                           ---------------         ---------------

         Total current assets                                     357,831                 581,873
                                                           ---------------         ---------------

 Fixed Assets:
     Software                                                   1,300,000                 516,138
     SupraNet AG                                                  116,250                       -
     Glennaire Financial Services                                 157,864                       -
     Equipment                                                     84,289                  84,289
     Furniture & Fixtures                                           4,489                   4,489
     Vehicle                                                       44,500                  44,500
                                                           ---------------         ---------------
                                                                1,707,392                 649,416
                                                           ---------------         ---------------
        Less:  Depreciation                                      (650,276)               (100,276)
                                                           ---------------         ---------------

           Total fixed assets                                   1,057,116                 549,140
                                                           ---------------         ---------------


          TOTAL ASSETS                                         $1,414,947              $1,131,013
                                                           ===============         ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts Payable & Accrued Expenses                         $ 11,544               $ 174,507
     Loan Payable                                                  93,300                       -
     Note Payable - Ford Credit                                     9,788                  10,788
                                                           ---------------         ---------------

         Total current liabilities                                114,632                 185,295
                                                           ---------------         ---------------

 Stockholders' equity:
     Common Stock, par value $0.001: 50,000,000 shares
       authorized;  20,984,369 shares issued and
       outstanding for 2000, and 15,990,863 shares issued          20,984                  15,991
       and outstanding for 1999.
    Additional Paid-In Capital                                  5,683,970               2,948,093
    Accumulated Defict                                         (4,404,639)             (2,018,366)
                                                           ---------------         ---------------

          Total stockholders' equity                            1,300,315                 945,718
                                                           ---------------         ---------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,414,947              $1,131,013
                                                           ===============         ===============

                         WINNERS INTERNET NETWORK, INC.
                            Statements of Cash Flow
                    For the Nine-Months Ended September 30,
                                  (Unaudited)


                                                                     2000               1999
                                                                     ----               ----

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                          $(2,386,273)         $ 537,956
   Adjustments to reconcile net income to cash
    used in/provided by operating activities:
     Depreciation                                                 650,276            (43,713)
     Changes in Assets and Liabilities:
      GGLS Payable                                                      -           (250,000)
      Accounts Payable                                            162,963            313,246
      Accounts Receivable                                         (86,828)                 -
      Notes Payable - Ford Credit                                    (302)             1,210
      Prepaid Expenses                                                  -             (3,700)
                                                            -------------       ------------

Net Cash Provided by Operating Activities                      (1,660,164)           554,999
                                                            -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditure                                         (1,057,976)            (1,512)
                                                            -------------       ------------
Net Cash Used In Investing Activities                          (1,057,976)            (1,512)
                                                            -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Loan                                              24,300                  -
   Issuance of Ordinary Shares                                  2,735,877           (311,645)
                                                            -------------       ------------

Net Cash Provided by Financing Activities                       2,760,177           (311,645)
                                                            -------------       ------------

Net Increase in Cash & Cash Equivalents                            42,037            241,842
Cash & Cash Equivalents at Beginning of Period                      1,866             28,857
                                                            -------------       ------------

Cash & Cash Equivalents at End of Period                         $ 43,903          $ 270,699
                                                            =============       ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
   Interest                                                  $          -        $         -
                                                            =============       ============

   Income Taxes                                              $          -        $         -
                                                            =============       ============

                         WINNERS INTERNET NEWTWORK INC.
                            Statements of Operations
                    For the Nine-Months Ended September 30,
                                  (Unaudited)

                                               2000               1999
                                               ----               ----


REVENUE:

   Processing Income                            $ 326,196         $ 744,878
   Other Income                                    10,901                 -
   Lease of Software                                    -             5,000
                                             -------------      ------------

Total Revenue                                     337,097           749,878
                                             -------------      ------------
EXPENSES:
   Advertsing                                         $ -             $ 300
   Auto Expense                                        59               332
   Bank Charges                                    20,994             2,112
   Commission                                      26,000            12,500
   Consulting Fees                                 64,887             9,600
   Contract Services                               35,565            46,547
   Depreciation Expense                           550,000            29,035
   Dues & Subscriptions                                 -             2,395
   Insurance                                       28,899            14,790
   Internet                                         1,931            17,300
   Marketing                                    1,565,845                 -
   Meals & Entertainment                                -            45,140
   Miscellaneous Expense                            6,019                 -
   Office Expenses                                 13,736             7,769
   Postage & Freight                                1,825               776
   Professional & Legal Fees                       64,230            24,583
   Rent                                            46,330            46,763
   Rent of Equipment                                  262               473
   Repairs                                            938                 -
   Security                                           222               222
   Taxes & Licenses                                22,962             1,676
   Telephone                                       32,101            28,117
   Travel                                           3,788           119,985
   Utilities                                        1,565            11,740
   Wages                                          235,212           227,543
                                             -------------      ------------

Total Expenses                                  2,723,370           649,698
                                             -------------      ------------

NET PROFIT(LOSS)                              $(2,386,273)        $ 100,180
                                             =============      ============

NET PROFIT (LOSS) PER COMMON STOCK                $ (0.14)           $ 0.04
                                             -------------      ------------

WEIGHTED AVERAGE SHARES OUTSTANDING            16,869,626        14,898,551
                                             -------------      ------------

                         WINNERS INTERNET NETWORK, INC.
                              Stockholders' Equity
                               September 30, 2000
                                  (Unaudited)




                                                                      Additional   Accumulated    Total
                                                   COMMON STOCKS        Paid-In      Earnings  Stockholders'
                                                 Shares      Amount     Capital     (Deficit)     Equity
                                               --------------------  ----------  ------------  -------------
Davki Agency Ltd., Inc. Merger                 8,000,000      8,000     359,287     (367,287)             -

Comstock/Empire International, Inc. Merger       294,944        295     703,373     (703,668)             -

Issuance of Stock for Cash & Services          2,539,912      2,540     110,160            -        112,700

Net Loss                                                                      -     (111,918)      (111,918)
                                              ----------    -------   ---------   ----------      ---------
Balance -  December 31, 1997                  10,834,856     10,835   1,172,820   (1,182,873)           782
                                              ==========    =======   =========   ==========      =========
Issuance of Stock for Services                   500,000        500      49,500            -         50,000

Issuance of Stock for Cash                     1,000,000      1,000     299,000            -        300,000

Issuance of Stock for Cash                       500,000        500     199,500            -        200,000

Issuance of Stock for Services                   500,000        500      24,500            -         25,000

Issuance of Stock for Cash                       550,000        550     219,450            -        220,000

Issuance of Stock for Cash                       285,000        285      99,465            -         99,750

Issuance of Stock for Services                    21,358         21      10,658            -         10,679

Issuance of Stock for Services                   500,000        500      24,500            -         25,000

Issuance of Stock for Cash                       100,000        100      99,900            -        100,000

Issuance Correction (Comstock Merger)                141          -           -            -              -

Net Loss                                               -          -           -     (840,560)      (840,560)
                                              ----------     ------   ---------   -----------    ----------
Balance -  December 31, 1998                  14,791,355     14,791   2,199,293   (2,023,433)       190,651
                                              ==========     ======   =========   ===========    ==========
Issuance of Stock for Cash                       100,000        100      99,900            -        100,000

Issuance of Stock for Cash                       225,000        225     202,275            -        202,500

Issuance of Stock for Services                    10,000         10       7,488            -          7,498

Issuance Correction (Comstock Merger)              1,350          2           -            -              2

Issuance of Stock for Cash                       400,000        400     219,600            -        220,000

Issuance of Stock for Cash                       315,789        316     149,684            -        150,000

Issuance of Stock for Cash                       147.369        147      69,853            -         70,000

Net Loss                                               -          -           -        5,067          5,067
                                              ----------     ------   ---------   ----------      ---------
Balance -  December 31, 1999                  15,990,863     15,991   2,948,093   (2,018,366)       945,718
                                              ==========     ======   =========   ==========      =========
Issuance of Stock for Services                 1,632,500      1,632     965,326            -        966,958

Issuance of Stock for Cash                       100,000        100     299,900            -        300,000

Issuance of Stock for Cash                        27,000         27      13,473            -         13,500

Issuance of Stock for Services                    28,600         29      21,518            -         21,547

Issuance of Stock for Services                    10,000         10       2,990            -          3,000

Issuance of Stock for Services                   300,000        300      83,700            -         84,000

Issuance of Stock for Asset                    1,523,926      1,524     998,476            -      1,000,000

Issuance of Stock for Cash                       375,000        375     259,625            -        260,000

Issuance of Stock for Acquisition                686,480        686       6,179            -          6,865

Issuance of Stock for Acquisition                 10,000         10         990            -          1,000

Issuance of Stock for Services                   300,000        300      83,700            -         84,000

Net Loss                                               -          -           -   (2,386,273)    (2,386,273)
                                              ----------   --------  ----------  ------------  ------------
Balance -  September 30, 2000                 20,984,369   $ 20,984  $5,683,970  $(4,404,639)   $ 1,300,315
                                              ==========   ========  ==========  ============  ============

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

The amounts presented are rounded to the nearest $1,000 for simplicity of presentation and comparison. The precise amounts appear in the financial statements.

Results of Operations

We eliminated the previously reported software license revenue for the nine month period ended September 30, 2000 of $3,000,000 as a result of an adjustment to our previously reported accounting treatment of this December 1999 software exchange with CyberLink wherein we acquired the Plus Network software. Elimination of this revenue was deemed necessary for our financial statements to be consistent with all applicable accounting standards. We also eliminated $3,000,000 of the previously reported asset value of the software for the same reasons. These transactions were adjusted in accordance with APB 29 in connection with Securities and Exchange Commission review and request.

The adjustment notwithstanding, our revenues decreased $413,000 from $750,000 for the nine months ended September 30, 1999 to $337,000 for the nine months ended September 30, 2000. The 180% decrease was primarily the result of one of our primary vendors ceasing its operations.

Expenses include all direct and indirect costs incurred in our business. The difference between our gross revenues and expenses is our net profit.

Our expenses increased $2,074,000 from $650,000 for the nine months ended September 30, 1999 to $2,723,000 for the nine months ended September 30, 2000. The 320% increase of expenses is primarily due to our extraordinary marketing expenses as are outlined below. The major components of expenses are marketing, office salaries and associated payroll costs, general and health insurance costs, rent, telephone and depreciation expenses.

Our expenses included extraordinary marketing expenses of $1,270,000, which represent payments of restricted common stock to entities who are developing a marketing campaign in the American, European and South American marketplaces. The goal of this marketing campaign is to increase our client base.

We had a net loss from operations of $2,400,000 for the nine months ended September 30, 2000, or $0.14 per share, compared to a net profit of $100,000, or $0.04 per share, for the nine months ended September 30, 1999. This loss comes primarily as a result of our extraordinary marketing expenses as are outlined above, the $3,000,000 adjustment in connection with the previously reported software license revenue in accordance with APB 29, and the decrease in our processing revenues.

Our expenses, particularly our marketing expenses, continue to be much higher. We believe that we will continue to see an increase in revenue as the fiscal year progresses. However, we do not expect to have the same level of marketing expenses for the next fiscal quarter.

Liquidity and Capital Resources

Cash at the end of the period increased to $44,000 for the nine months ended September 30, 2000, compared to $33,000 for the nine months ended September 30, 1999.

Accounts receivable decreased for the nine months ended September 30, 2000 to $314,000 compared to $550,000 for the nine months ended September 30, 1999. The 57% decrease in accounts receivable is due to one of our primary vendors ceasing its operations.

Current liabilities decrease for the nine months ended September 30, 2000 to $115,000 compared to $185,000 for the nine months ended September 30, 1999.

We had capital expenditures of $1,057,976 for the nine months ended September 30, 2000, which involved upgrading our internet capabilities to service our increased client base and the purchase of The Plus Network. We expect to have continuing expenditures for upgrading our capabilities for the remainder of this fiscal year.

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

ITEM 2. Changes in  Securities  and Use of Proceeds.

In July 2000, the Company issued 300,000 shares of restricted common stock to a single investor in consideration of a contract for marketing and public relations.

With respect to the sale, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to the one investor who was provided all of the current public information available on the Company.

ITEM 3. Defaults upon Senior Securities. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. None

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K.

        Exhibit No. 27 - Financial Data Schedule

An amended report on Form 8-K reporting the change in the Company's auditors was filed on July 12, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WINNERS INTERNET NETWORK, INC.



Dated: November 20, 2000                  By: /s/ David C. Skinner, Jr.
                                          -----------------------------
                                          President and Chief Financial Officer