Form 10QSB/A
period 2000-03-31
GLENNAIRE FINANICAL SERVICES INC
filed 2000-11-22
CIK 1090060

SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 1O-QSB/A

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
                       -----------------------------------
                       (Name of registrant in its charter)

                    NEVADA                        91-1844567
           (State of incorporation)   (I.R.S.Employer Identification No.)

                               145 OVIEDO STREET
                          ST. AUGUSTINE, FLORIDA 32084
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)


                                  (904)824-7447
                -------------------------------------------------
               (Registrant's telephone number including area code)

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

Text of the Amendment

Explanatory note:

Each of the below listed items is hereby amended by deleting the item in its entirety and replacing it with the items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-QSB for the period ending March 31, 2000 (the "Original Filing"). The amendment is being filed as of result of the Company having eliminated the previously reported software licensing revenue of $3,000,000 from its Quarterly Report on Form 10-QSB for the nine month period ended September 30, 2000. The software licensing revenue had been reported from the December 1999 software exchange agreement with CyberLink where the Company acquired the Plus Network software. Elimination of the revenue was deemed necessary for the financial statements to be consistent with all applicable accounting standards. The Company also eliminated $3,000,000 of the previously reported asset value of the software for the same reasons. The revised reporting of this transaction is in accordance with APB 29 in connection with Securities and Exchange Commission review of the Company's filed reports.

Item 1.           Financial Statements


                         WINNERS INTERNET NETWORK, INC.
                                 Balance Sheet
                         For the Period Ended March 31
                                  (unaudited)


                                                                  2000                   1999
                                                                  ----                   ----
ASSETS:

Current Assets:
    Cash in Bank                                             $ 156,217                363,058
    Accounts Receivable                                        268,900                225,000
                                                         --------------         --------------
        Total current assets                                   425,117                588,058

Fixed Assets:
    Software                                                 1,300,000                300,000
    SupraNet AG                                                116,250                      -
    Equipment                                                   84,269                 85,801
    Furniture & Fixtures                                         4,489                  4,489
    Vehicle                                                     44,520                 44,520
                                                         --------------         --------------
       Less Depreciation                                       (61,563)               (61,563)
                                                         --------------         --------------
          Total fixed assets                                 1,487,965                373,247

Other Assets:
    Prepaid Expenses                                                 -                318,949
                                                         --------------         --------------
        Total other assets                                           -                318,949
         Total assets                                       $1,913,082             $1,280,254
                                                         ==============         ==============

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable                                          $ 11,445               $142,431
    Loan Payabe                                                 59,000                      -
    Note Payable - Ford Credit                                  10,998                 13,915
                                                         --------------         --------------
        Total current liabilities                               81,443                156,346

Stockholders' equity
    Common Stock, par value $0.001: 50,000,000 shares
      authorized;  19,612,889 shares issued and
      outstanding for 1999, and 15,116,355 shares issued        19,613                 15,116
      and outstanding for 1998.
   Additional Paid-In Capital                                5,333,476              3,151,468
   Accumulated Defict                                       (3,521,450)            (2,042,676)
                                                         --------------         --------------
         Total stockholders' equity                          1,831,639              1,123,908

         Total liabilities & stock equity                   $1,913,082             $1,280,254
                                                         ==============         ==============


    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NEWORK, INC.
                             Statement of Cash Flow
                         For the Period Ended March 31
                                  (Unaudited)


                                                            2000                   1999
                                                            ----                   ----

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                        $(1,503,084)             $ 114,070

CHANGES IN ASSETS & LIABILITIES:
   GGLS Payable                                                -               (250,000)
   Accounts Payable                                      130,986                138,594
   Accounts Receivable                                   (43,900)
   Accrued Expenses                                            -                (29,554)
   Notes Payable - Ford Credit                             2,917                (13,915)
   Prepaid Expenses                                     (107,782)               318,949
                                                   --------------         --------------
Net Cash Provided by Operating Activities             (1,520,863)               278,144

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Capital Expenditure                                (1,114,718)              (134,810)
                                                   --------------         --------------
Net Cash Used for Investing Activities                (1,114,718)              (134,810)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Loan                                     59,000                      -
   Issuance of Ordinary Shares                         2,789,932                219,707
                                                   --------------         --------------
Net Cash Provided by Financing                         2,789,932                219,707

Net Cash in Cash & Cash Equivalents                      154,351                363,041
Cash & Cash Equivalents at Beginning of Period             1,866                     17
                                                   --------------         --------------
Cash & Cash Equivalents at End of Period               $ 156,217              $ 363,058
                                                   ==============         ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year for:

   Interest                                                    -                      -
   Income Taxes                                                -                      -


The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                            Statement of Operations
                         For the Period Ended March 31
                                  (Unaudited)


                                                   2000                    1999
                                                   ----                    ----

REVENUE:
   Processing Income                           $ 13,335               $ 249,332
                                           -------------         ---------------
Total Revenue                                    13,335                 249,332

EXPENSES:
   Bank Charges                                   $ 547                    $ 96
   Commission                                         -                  12,500
   Consulting Fees                               41,901                   2,100
   Dues & Subscriptions                           3,100                      60
   Insurance                                     17,305                     137
   Internet                                       2,000                   2,400
   Marketing                                  1,265,327                       -
   Meals & Entertainment                              -                      31
   Office Expenses                                3,351                     124
   Postage & Freight                              1,120                     200
   Professional & Legal Fees                     25,960                  15,000
   Rent                                          21,074                   6,541
   Rent of Equipment                                138                       -
   Taxes & Payroll Taxes                          7,976                   4,628
   Telephone                                     12,383                   3,067
   Travel                                         1,323                  23,080
   Utilities                                        387                   3,725
   Wages                                        112,527                  61,573
                                           -------------         ---------------
Total Expenses                                1,516,419                 135,262
                                           -------------         ---------------
NET PROFIT (LOSS)                           $(1,503,084)              $ 114,070
                                           =============         ===============
NET PROFIT (LOSS) PER COMMON STOCK              $ (0.09)                 $ 0.01
                                           -------------         ---------------
WEIGHTED AVERAGE SHARES OUTSTANDING          15,990,863              14,891,355
                                           -------------         ---------------




The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                              Stockholders' Equity
                                 March 31, 2000
                                  (Unaudited)




                                                                        Additional   Accumulated      Total
                                                   COMMON STOCKS         Paid-In      Earnings     Stockholders'
                                                   -------------         Capital     (Deficit)       Equity
                                                Shares       Amount
                                                ------       ------     ----------  ------------  ------------

Davki Agency Ltd., Inc. Merger               8,000,000        8,000      359,287      (367,287)           -

Comstock/Empire International, Inc. Merger     294,944          295      703,373      (703,668)           -

Issuance of Stock for Cash & Services        2,539,912        2,540      110,160             -      112,700

Net Deficit 12/31/97                                                           -      (111,918)    (111,918)
                                             ----------     -------    ---------    ----------    ---------
Balance December 31, 1997                    10,834,856      10,835    1,172,820    (1,182,873)         782
                                             ==========     =======    =========    ==========    =========
Issuance of Stock for Services                 500,000          500       49,500             -       50,000

Issuance of Stock for Cash                   1,000,000        1,000      299,000             -      300,000

Issuance of Stock for Cash                     500,000          500      199,500             -      200,000

Issuance of Stock for Services                 500,000          500       24,500             -       25,000

Issuance of Stock for Cash                     550,000          550      219,450             -      220,000

Issuance of Stock for Cash                     285,000          285       99,465             -       99,750

Issuance of Stock for Services                  21,358           21       10,658             -       10,679

Issuance of Stock for Services                 500,000          500       24,500             -       25,000

Issuance of Stock for Cash                     100,000          100       99,900             -      100,000

Issuance Correction (Comstock Merger)              141            -            -             -            -

Net Defict 12/31/98                                  -            -            -      (840,560)    (840,560)
                                             ----------     -------   ----------    ----------    ---------
Balance December 31, 1998                    14,791,355      14,791    2,199,293    (2,023,433)     190,651
                                             ==========     =======   ==========    ==========    =========
Issuance of Stock for Cash                     100,000          100       99,900             -      100,000

Issuance of Stock for Cash                     225,000          225      202,275             -      202,500

Issuance of Stock for Services                  10,000           10        7,488             -        7,498

Issuance Correction (Comstock Merger)            1,350            2            -             -            2

Issuance of Stock for Cash                     400,000          400      219,600             -      220,000

Issuance of Stock for Cash                     315,789          316      149,684             -      150,000

Issuance of Stock for Cash                      147369          147       69,853             -       70,000

Net Profit 12/31/99                                  -            -            -         5,067        5,067
                                             ----------     -------   ----------    ----------    ---------
Balance December 31, 1999                    15,990,863      15,991    2,948,093    (2,018,366)     945,718
                                             ==========     =======   ==========    ==========    =========
Issuance of Stock for Services               1,632,500        1,632      965,326             -      966,958

Issuance of Stock for Cash                     100,000          100      299,900             -      300,000

Issuance of Stock for Cash                      27,000           27       13,473             -       13,500

Issuance of Stock for Services                  28,600           29       21,518             -       21,547

Issuance of Stock for Services                  10,000           10        2,990             -        3,000

Issuance of Stock for Services                 300,000          300       83,700             -       84,000

Issuance of Stock for Asset                  1,523,926        1,524      998,476             -    1,000,000

Net Profit 3/31/2000                                 -            -            -    (1,503,084)  (1,503,084)
                                             ----------    --------   ----------   -----------  -----------
Balance March 31, 2000                       19,612,889    $ 19,613   $5,333,476   $(3,521,450) $ 1,831,639
                                             ==========    ========   ==========   ===========  ===========






The accompany notes are an integral part of these financial statements.




                               WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
------------
On July 14, 1997, Winners Internet Network, Inc. (WIN) was incorporated under the laws of Nevada. The Company's fiscal year end is December 31. On July 15, 1997 Winners Internet Network, Inc. and Comstock-Empire International, Inc., a Washington Corporation merged pursuant to 368(a)(1)(A) and 368(a)(1)(F) of the Internal Revenue Code of 1986 as amended. Comstock-Empire merged into WIN, acquiring all issued and outstanding shares of Comstock-Empire for and in exchange for 294,944 shares of WIN common stock. On July 31, 1997 Winners Internet Network, Inc. and Davki Agency LTD, Inc., a Delaware Corporation, merged in a plan of reorganization. WIN acquired all issued and outstanding shares of Davki Agency LTD, Inc. for and in exchange of 8,000,000 shares of WIN common stock. This stock transfer is pursuant to 368(a)(1)(B) of Internal Revenue code of 1986 as amended, as a tax-free exchange. The Davki Agency LTD, Inc. became a wholly owned subsidiary of WIN. Both entities were acquired by the purchase method and all inter-company transactions were eliminated in the acquisition. The impact of these acquisitions was not material in relation to the Company's results of operations. The company is primarily engaged in the operation of an Internet E-Commerce enterprise.

Capital Stock Tranastions:
-------------------------
The authorized capital stock of the corporation is 20,000,000 shares of common stock with a par value of $.001. On March 17, 1998 the authorized capital stock of the corporation was increased to 50,000,000 shares of common stock.

Cash and Cash Equivalents:
-------------------------
The Company considers all highly liquid debt instruments, purchased with an original maturity of three-months, to be cash equivalents.

Property and Equipment:
----------------------
Property and equipment is stated at cost. The cost of ordinary  maintenance  and
repairs  is  charged  to  operations   while  renewals  and   replacements   are
capitalized. Depreciation is figured on a straight-line basis as follows:

         Computer Software                                      5 years
         Equipment                                              5 years
         Furniture & Fixtures                                  10 years
         Vehicle                                                7 years

Revenue Recognition:
-------------------
Revenue is recognized when earned and expenses are recognized when they occur.

Use of estimates:
----------------
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 2 - Federal Income Taxes:
         --------------------
Significant components of the Company's deferred tax liabilities and assets are as follows:

         Deferred Tax Liability                              $              0
                                                             ================
         Deferred Tax Assets
                  Net Operating Loss Carryforwards           $        521,450
                  Book/Tax Differences in Bases of Assets             133,278
                  Less Valuation Allowance                           (654,728)
                                                             ----------------
         Total Deferred Tax Assets                           $              0
                                                             ================
         Net Deferred Tax Liability                          $              0
                                                             ================

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

Note 3 - Subsequent Events
--------------------------
The Company made an Agreement and Plan to Reorganization with Glennaire Financial Services, Inc. as of May 9, 2000. This is to be an acquisition by the Purchase Method of Accounting. The agreement is for the exchange of 1,000,000 common shares, which represents all of Glennaire's outstanding shares of common stock, for 10,000 shares of Winners Internet Network.

Note 4 - Asset Recognition
--------------------------
On December 13, 1999 Intertreuhand, AG, a Liechtenstein Corporation (INTR) as trustee of Cyberlink Monetary System, EST (CMS) a Liechtenstein Corporation entered into an agreement with Winners Internet Network, Inc. (WINR) for the sale of right, title and interest in the "Plus Network". It was agreed by both parties that WINR would pay a total of Four Million USD ($4,000,000) for this agreement. These funds were agreed to be paid within ten days of signing of the agreement, which would terminate on December 23, 1999. It was also stated that

WINR would be paid the amount of Three Million USD ($3,000,000) for the "Processing In" Banking Software developed by WINR. It was agreed that the Three Million USD ($3,000,000) payment due WINR will serve as a partial offset to the Four Million USD ($4,000,000) payment due WINR by CMS. However, it is understood that the terms of the original note remains in effect in the amount of Six Hundred Thousand USD ($600,000) will be prorated per quarter. Specifically, the amount due on the Three Million Dollar note will be paid/and or offset to the Four Million Dollar Agreement at the rate of equal installments of Six Hundred Thousand USD with a continuing payment on or before December 31, 1999, March 31, 2000 and June 30, 2000 which represents payment in full. Payments have been credited for the initial two quarters so that on June 30, 2000 this obligation totaling Three Million USD for the "Processing In Software" will be paid in full. 1,523,926 shares of stock were issued for the One Million USD balance in March 2000. In accordance with APB 29 we have recorded the asset and the offset into the equity portion of the Balance Sheet.

Note 5 - Related Party
----------------------
Cyberlink Monetary System is the Management Company for the processing of the transactions for Winners Internet Network. The president of Cyberlink (Dr. Proksch) is a member of the Board of Directors of Intertreuhand, AG and Winners Internet Network.

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