Form 10QSB/A
period 2000-06-30
GLENNAIRE FINANICAL SERVICES INC
filed 2000-11-22
CIK 1090060

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

                               145 OVIEDO STREET
                          ST. AUGUSTINE, FLORIDA 32084
                          ----------------------------
              (Address of principal executive offices) (zip code)


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

The purpose of this amendment is to amend the Company's 10-QSB for the period ending June 30, 2000 (the "Original Filing"). The amendment is being filed as of result of the Company having eliminated the previously reported software licensing revenue of $3,000,000 from its Quarterly Report on Form 10-QSB for the nine month period ended September 30, 2000. The software licensing revenue had been reported from the December 1999 software exchange agreement with CyberLink where the Company acquired the Plus Network software. Elimination of the revenue was deemed necessary for the financial statements to be consistent with all applicable accounting standards. The Company also eliminated $3,000,000 of the previously reported asset value of the software for the same reasons. The revised reporting of this transaction is in accordance with APB 29 in connection with Securities and Exchange Commission review of the Company's filed reports.

Item 1.           Financial Statements

                         WINNERS INTERNET NETWORK, INC.
                                 Balance Sheet
                                  (Unaudited)

                                                           Six-Months           Year
                                                              Ended             Ended
                                                          June 30, 2000     Dec. 31, 1999
                                                          -------------     -------------
ASSETS:

Current Assets:
    Cash in Bank                                            $    84,016            32,961
    Accounts Receivable                                         357,000           548,912
                                                         ----------------  ----------------
        Total current assets                                    441,016           581,873

Fixed Assets:
    Software                                                  1,300,000           516,138
    SupraNet AG                                                 116,250                 -
   Glennaire Financial Services                                 157,864                 -
    Equipment                                                    84,289            84,289
    Furniture & Fixtures                                          4,489             4,489
    Vehicle                                                      44,500            44,500
                                                         ----------------  ----------------
       Less Depreciation                                       (491,563)         (100,276)
                                                         ----------------  ----------------
          Total fixed assets                                  1,215,829           549,140

         Total assets                                     $   1,656,845        $1,131,013
                                                         ================  ================

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
    Accounts payable & Accrued Payables                   $      11,544         $ 174,507
    Loan Payabe                                                  69,000                 -
    Note Payable - Ford Credit                                   10,090            10,788
                                                         ----------------  ----------------
        Total current liabilities                                90,634           185,295

Stockholders' equity
    Common Stock, par value $0.001: 50,000,000 shares
      authorized;  20,684339 shares issued and
      outstanding for 2000, and 15,116,355 shares issued         20,684            15,991
      and outstanding for 1999.
   Additional Paid-In Capital                                 5,600,270         2,948,093
   Accumulated Defict                                        (4,054,743)       (2,018,366)
                                                         ----------------  ----------------
         Total stockholders' equity                           1,566,211           945,718

         Total liabilities & stock equity                 $   1,656,845        $1,131,013
                                                         ================  ================





    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                             Statement of Cash Flow
                        For the Six-Months Ended June 30
                                  (Unaudited)


                                                            2000          1999
                                                            ----          ----

CASH FLOW FROM OPERATING ACTIVITIES:

   Net Income                                        $(2,036,377)    $ 537,956
   Depreciation                                          430,000       (43,713)

CHANGES IN ASSETS & LIABILITIES:

   GGLS Payable                                                -      (250,000)
   Accounts Payable                                      162,963       313,273
   Accounts Receivable                                   (68,637)
   Accrued Expenses                                            -           (27)
   Notes Payable - Ford Credit                                 -         1,210
   Prepaid Expenses                                            -        (3,700)
                                                   --------------   -----------

Net Cash Provided by Operating Activities             (1,512,051)      554,999

CASH FLOWS USED FOR INVESTING ACTIVITIES:

   Capital Expenditure                                (1,057,976)       (1,512)
                                                   --------------   -----------
Net Cash Used for Investing Activities                (1,057,976)       (1,512)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from Loan                                     69,000             -
   Issuance of Ordinary Shares                         2,652,177      (311,645)
                                                   --------------   -----------
Net Cash Provided by Financing                         2,652,177      (311,645)

Net Cash in Cash & Cash Equivalents                       82,150       241,842
Cash & Cash Equivalents at Beginning of Period             1,866        28,857
                                                   --------------   -----------
Cash & Cash Equivalents at End of Period                $ 84,016     $ 270,699
                                                   ==============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year for:

   Interest                                                    -             -
   Income Taxes                                                -             -




    The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                            Statement of Operations
                        For the Six-Months Ended June 30
                                  (Unaudited)


                                                      2000              1999
                                                      ----              ----


REVENUE:
   Processing Income                             $ 160,613         $ 804,265
   Other Income                                     10,901                 -
   Lease of Software                                     -             5,000
                                            ---------------    --------------
Total Revenue                                      171,514           809,265

EXPENSES:
   Bank Charges                                    $ 4,538             $ 187
   Commission                                       26,000            12,500
   Consulting Fees                                  61,887             9,600
   Contract Services                                35,565            16,200
   Depreciation Expense                            430,000                 -
   Dues & Subscriptions                                  -                60
   Insurance                                        23,331             2,761
   Internet                                          1,931            16,300
   Marketing                                     1,269,467                 -
   Meals & Entertainment                                 -                 -
   Miscellaneous Expense                             6,037
   Office Expenses                                   3,008               420
   Postage & Freight                                 1,686               494
   Professional & Legal Fees                        44,230            21,316
   Rent                                             36,889            18,838
   Rent of Equipment                                 9,696               426
   Repairs                                             938                 -
   Security                                            222               111
   Taxes & Payroll Taxes                            17,680             9,823
   Telephone                                        19,556            11,516
   Travel                                            3,651            32,581
   Utilities                                         1,258             6,353
   Wages                                           210,321           111,823
                                            ---------------    --------------
Total Expenses                                   2,207,891           271,309
                                            ---------------    --------------
NET PROFIT(LOSS)                               $(2,036,377)        $ 537,956
                                            ===============    ==============
NET PROFIT (LOSS) PER COMMON STOCK                 $ (0.12)           $ 0.04
                                            ---------------    --------------
WEIGHTED AVERAGE SHARES OUTSTANDING             16,644,626        14,898,551
                                            ---------------    --------------




  The accompany notes are an integral part of these financial statements.

                         WINNERS INTERNET NETWORK, INC.
                              Stockholders' Equity
                                 June 30, 2000
                                  (Unaudited)



                                                                    Additional    Accumulated    Total

                                                COMMON STOCKS         Paid-In      Earnings   Stockholders'
                                                -------------
                                             Shares        Amount     Capital      (Deficit)     Equity
                                             ------        ------    --------     ----------  -------------

Davki Agency Ltd., Inc. Merger             8,000,000        8,000     359,287      (367,287)          -

Comstock/Empire International, Inc. Merger   294,944          295     703,373      (703,668)          -

Issuance of Stock for Cash & Services      2,539,912        2,540     110,160             -     112,700

Net Deficit 12/31/97                               -            -           -      (111,918)   (111,918)
                                          ----------      -------   ---------   -----------   ---------
Balance December 31, 1997                 10,834,856       10,835   1,172,820    (1,182,873)        782
                                          ==========      =======   =========   ===========   =========
Issuance of Stock for Services               500,000          500      49,500             -      50,000

Issuance of Stock for Cash                 1,000,000        1,000     299,000             -     300,000

Issuance of Stock for Cash                   500,000          500     199,500             -     200,000

Issuance of Stock for Services               500,000          500      24,500             -      25,000

Issuance of Stock for Cash                   550,000          550     219,450             -     220,000

Issuance of Stock for Cash                   285,000          285      99,465             -      99,750

Issuance of Stock for Services                21,358           21      10,658             -      10,679

Issuance of Stock for Services               500,000          500      24,500             -      25,000

Issuance of Stock for Cash                   100,000          100      99,900             -     100,000

Issuance Correction (Comstock Merger)            141            -           -             -           -

Net Defict 12/31/98                                -            -           -      (840,560)   (840,560)
                                          ----------     --------   ---------   -----------   ---------
Balance December 31, 1998                 14,791,355       14,791   2,199,293    (2,023,433)    190,651
                                          ==========     ========   =========   ===========   =========
Issuance of Stock for Cash                   100,000          100      99,900             -     100,000

Issuance of Stock for Cash                   225,000          225     202,275             -     202,500

Issuance of Stock for Services                10,000           10       7,488             -       7,498

Issuance Correction (Comstock Merger)          1,350            2           -             -           2

Issuance of Stock for Cash                   400,000          400     219,600             -     220,000

Issuance of Stock for Cash                   315,789          316     149,684             -     150,000

Issuance of Stock for Cash                   147,369          147      69,853             -      70,000

Net Profit 12/31/99                                -            -           -         5,067       5,067
                                          ----------    ---------  ----------    ----------    --------
Balance December 31, 1999                 15,990,863       15,991   2,948,093    (2,018,366)    945,718
                                          ==========    =========  ==========    ==========    ========
Issuance of Stock for Services             1,632,500        1,632     965,326             -     966,958

Issuance of Stock for Cash                   100,000          100     299,900             -     300,000

Issuance of Stock for Cash                    27,000           27      13,473             -      13,500

Issuance of Stock for Services                28,600           29      21,518             -      21,547

Issuance of Stock for Services                10,000           10       2,990             -       3,000

Issuance of Stock for Services               300,000          300      83,700             -      84,000

Issuance of Stock for Asset                1,523,926        1,524     998,476             -   1,000,000

Issuance of Stock for Cash                   375,000          375     259,625             -     260,000

Issuance of Stock for Acquisition            686,480          686       6,179             -       6,865

Issuance of Stock for Acquisition             10,000           10         990             -       1,000

Net Profit 6/30/2000                               -            -           -    (2,036,377) (2,036,377)
                                         -----------     --------  ----------   -----------  ----------
Balance June 30, 2000                     20,684,369     $ 20,684  $5,600,270   $(4,054,743) $1,566,211
                                         ===========     ========  ==========   ===========  ==========



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

Note 2 - Federal Income Taxes:
         --------------------
Significant components of the Company's deferred tax liabilities and assets are as follows:

         Deferred Tax Liability                            $              0
                                                           ================
         Deferred Tax Assets
                  Net Operating Loss Carryforwards         $        624,743
                  Book/Tax Differences in Bases of Assets           491,563
                  Less Valuation Allowance                       (1,116,306)
                                                           ----------------
         Total Deferred Tax Assets                         $              0
                                                           ================
         Net Deferred Tax Liability                        $              0
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

Note 3 - Asset Recognition
         -----------------
On December 13, 1999 Intertreuhand, AG, a Liechtenstein Corporation (INTR) as trustee of Cyberlink Monetary System, EST (CMS) a Liechtenstein Corporation entered into an agreement with Winners Internet Network, Inc. (WINR) for the sale of right, title and interest in the "Plus Network". It was agreed by both parties that WINR would pay a total of Four Million US ($4,000,000) for this agreement. These funds were agreed to be paid within ten days of signing of the agreement, which would terminate on December 23, 1999. It was also stated that WINR would be paid the amount of Three Million USD ($3,000,000) for the "Processing In" Banking Software developed by WINR. It was agreed that the Three Million USD ($3,000,000) payment due WINR will serve as a partial offset to the Four Million USD ($4,000,000) payment due WINR by CMS. However, it is understood that the terms of the original note remains in effect in the amount of Six Hundred Thousand USD ($600,000) will be prorated per quarter. Specifically, the amount due on the Three Million Dollar note will be paid/and or offset to the Four Million Dollar Agreement at the rate of equal installments of Six Hundred Thousand USD with a continuing payment on or before December 31, 1999, March 31, 2000 and June 30, 2000 which represents payment in full. Payments have been credited for the initial two quarters so that on June 30, 2000 this obligation totaling Three Million USD for the "Processing In Software" will be paid in full. 1,523,926 shares of stock were issued for the One Million USD balance in March 2000. In accordance with APB 29 we have recorded the asset and the offset into the equity portion of the Balance Sheet.

Note 4 -  Related Party
          -------------
Cyberlink Monetary System is the Management Company for the processing of the transactions for Winners Internet Network. The president of Cyberlink (Dr. Proksch) is a member of the Board of Directors of Intertreuhand, AG and Winners Internet Network.

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