Form 10QSB/A
period 2000-09-30
GLENNAIRE FINANICAL SERVICES INC
filed 2000-12-06
CIK 1090060

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
                        ---------------------------------
                       (Name of registrant in its charter)

                    NEVADA                          91-1844567
           (State of incorporation)      (I.R.S.Employer Identification No.)

                                145 OVIEDO STREET
                          ST. AUGUSTINE, FLORIDA 32084
               -------------------------------------------------
              (Address of principal executive offices) (zip code)


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

The purpose of this amendment is to amend the Company's 10-QSB for the period ending September 30, 2000 (the "Original Filing"). The amendment is being filed as of result of the Original Filing having omitted line items from the Statement of Operations for "Stock issued for marketing expense" and "issuance of Ordinary Shares. The omitted information has been inserted. The Statement of Operations in the Original Filing also omitted required comparative data for the three months ended September 30, 2000 and September 30, 1999. The omitted information has been inserted.

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
                                                           ===============         ===============

                         WINNERS INTERNET NETWORK, INC.
                            Statements of Cash Flow
                    For the Nine-Months Ended September 30,
                                  (Unaudited)


                                                                     2000               1999
                                                                     ----               ----

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                          $(2,386,273)         $ 537,956
   Adjustments to reconcile net income to cash
    used in/provided by operating activities:
     Depreciation                                                 650,276            (43,713)

     Stock issued for marketing expense                         1,159,505                  -

   Changes in Assets and Liabilities:
      GGLS Payable                                                      -           (250,000)
      Accounts Payable                                            162,963            313,246
      Accounts Receivable                                         (86,828)                 -
      Notes Payable - Ford Credit                                    (302)             1,210
      Prepaid Expenses                                                  -             (3,700)
                                                            -------------       ------------

Net Cash Provided by Operating Activities                      (1,660,164)           554,999
                                                            -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditure                                                  -             (1,512)
                                                            -------------       ------------
Net Cash Used In Investing Activities                                   -             (1,512)
                                                            -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Loan                                              24,300                  -

   Issuance of Ordinary Shares                                    518,396           (311,645)
                                                            -------------       ------------
Net Cash Provided by Financing Activities                         542,696           (311,645)
                                                            -------------       ------------

Net Increase in Cash & Cash Equivalents                            42,037            241,842
Cash & Cash Equivalents at Beginning of Period                      1,866             28,857
                                                            -------------       ------------

Cash & Cash Equivalents at End of Period                         $ 43,903          $ 270,699
                                                            =============       ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
   Interest                                                  $          -        $         -
                                                            =============       ============

   Income Taxes                                              $          -        $         -
                                                            =============       ============

                         WINNERS INTERNET NEWTWORK INC.
                            Statements of Operations
                    For the Nine-Months Ended September 30,
                                  (Unaudited)


                                                   Nine month ended               Three months ended
                                                    September 30,                    September 30,
                                             ------------------------------     -----------------------
                                               2000               1999          2000              1999
                                               ----               ----          ----              ----
REVENUE:
   Processing Income                            $ 326,196         $ 744,878   $ 165,583       $   59,387
   Other Income                                    10,901                 -           -                -
   Lease of Software                                    -             5,000           -                -
                                             -------------      ------------  ---------       ----------

Total Revenue                                     337,097           749,878     165,583           59,387
                                             -------------      ------------  ---------       ----------
EXPENSES:
   Advertsing                                         $ -             $ 300           -                -
   Auto Expense                                        59               332          59              332
   Bank Charges                                    20,994             2,112      16,456            1,925
   Commission                                      26,000            12,500           -                -
   Consulting Fees                                 64,887             9,600       3,000                -
   Contract Services                               35,565            46,547           -           30,347
   Depreciation Expense                           550,000            29,035     120,000           29,035
   Dues & Subscriptions                                 -             2,395           -            2,335
   Insurance                                       28,899            14,790       5,568           12,029
   Internet                                         1,931            17,300           -            1,000
   Marketing                                    1,565,845                 -     296,360                -
   Meals & Entertainment                                -            45,140           -           45,140
   Miscellaneous Expense                            6,019                 -           -                -
   Office Expenses                                 13,736             7,769      10,728            7,349
   Postage & Freight                                1,825               776         139              282
   Professional & Legal Fees                       64,230            24,583      20,000            3,267
   Rent                                            46,330            46,763           7           27,925
   Rent of Equipment                                  262               473           -               47
   Repairs                                            938                 -           -                -
   Security                                           222               222           -              111
   Taxes & Licenses                                22,962             1,676       5,282              318
   Telephone                                       32,101            28,117      12,545            8,454
   Travel                                           3,788           119,985         137           87,404
   Utilities                                        1,565            11,740         307            5,387
   Wages                                          235,212           227,543      24,891          115,702
                                             -------------      ------------   --------         --------

Total Expenses                                  2,723,370           649,698     515,479          378,389
                                             -------------      ------------   --------         --------

NET PROFIT(LOSS)                              $(2,386,273)        $ 100,180   $(349,896)       $(319,002)
                                             =============      ============  =========        =========

NET PROFIT (LOSS) PER COMMON STOCK                $ (0.14)           $ 0.04   $   (0.02)       $   (0.02)
                                             -------------      ------------  ---------        ---------

WEIGHTED AVERAGE SHARES OUTSTANDING            16,869,626        14,898,551   16,869,626      14,898,551
                                             -------------      ------------  ----------      ----------


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
                                              ==========   ========  ==========  ============  ============

                         WINNERS INTERNET NETWORK, INC.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

1. Presentation of Interim Information

In the opinion of the management of Winners Internet Network, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the nine months ended September 30, 2000, and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WINNERS INTERNET NETWORK, INC.



Dated: December 5, 2000                   By: /s/ David C. Skinner, Jr.
                                          ------------------------------
                                          President and Chief Financial Officer